Form 10-K
period 2015-12-31
Americredit Automobile Receivables Trust 2013-3; AMERICREDIT FINANCIAL SERVICES INC; AFS SenSub Corp.
filed 2016-03-28
CIK 1578821, 1002761, 1347185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to                     .

Commission file number of the issuing entity: 333-170231-12

CIK number of the issuing entity: 0001578821

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2013-3

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-170231

CIK number of depositor: 0001347185

AFS SENSUB CORP.

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13329

CIK number of sponsor: 0001002761

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Not Applicable

(a)(2)	Not Applicable

(a)(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of June 12, 2013, between AmeriCredit Automobile Receivables Trust 2013-3 and Citibank, N.A., as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of June 12, 2013, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 4.3	Sale and Servicing Agreement, dated as of June 12, 2013, among AmeriCredit Automobile Receivables Trust 2013-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Citibank, N.A., as Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 10.1	Purchase Agreement, dated as of June 12, 2013, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 10.2	Lockbox Account Agreement, dated as of June 12, 2013, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., and Citibank, N.A., as Trustee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 10.3	Lockbox Processing Agreement, dated as of June 12, 2013, among AmeriCredit Financial Services, Inc., Citibank, N.A., as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2015.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Citibank, N.A.).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

(c)	Not Applicable.

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

ITEM 1117 OF REGULATION AB. (LEGAL PROCEEDINGS)

As a consumer finance company, the sponsor is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against the sponsor could take the form of class action complaints by consumers and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

In July 2014, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, General Motors Financial Company, Inc. (“General Motors Financial”), immediate parent of the sponsor, was served with a subpoena by the U.S. Department of Justice directing it to produce certain documents relating to its and its subsidiaries’ and affiliates’ origination and securitization of subprime automobile loans since 2007. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. General Motors Financial has subsequently been served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to its retail auto loan business and securitization of auto loans. In October 2014, General Motors Financial received a document request from the Securities and Exchange Commission in connection with its investigation into certain practices in subprime auto loan securitization. These investigations are ongoing and could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties.

No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect General Motors Financial or any of its subsidiaries and affiliates, including the servicer, or the interests of the noteholders or the servicer’s ability to perform its duties under the transaction documents.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based upon Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-labeled RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. That case, involving the three remaining trusts, is pending.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest and violation of New York’s Streit Act. Citibank filed a motion to dismiss this case on February 26, 2016.

On August 19, 2015, the Federal Deposit Insurance Corporation (the “FDIC”) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act and violation of the Trust Indenture Act. Citibank is jointly briefing a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee.

There can be no assurances as to the outcomes of litigation or the possible impact of litigation on Citibank related to its RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigation nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Trustee under the Indenture for this ABS transaction.

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2015.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Citibank, N.A.).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The	Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AFS SenSub Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	AFS SENSUB CORP.,
as Depositor

By:	/s/ Chris A. Choate
Name: Chris A. Choate
Title: Executive Vice President and Chief Financial Officer
Dated: March 25, 2016

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2013-3

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of June 12, 2013, between AmeriCredit Automobile Receivables Trust 2013-3 and Citibank, N.A., as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of June 12, 2013, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 4.3	Sale and Servicing Agreement, dated as of June 12, 2013, among AmeriCredit Automobile Receivables Trust 2013-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Citibank, N.A., as Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 10.1	Purchase Agreement, dated as of June 12, 2013, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 10.2	Lockbox Account Agreement, dated as of June 12, 2013, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., and Citibank, N.A., as Trustee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 10.3	Lockbox Processing Agreement, dated as of June 12, 2013, among AmeriCredit Financial Services, Inc., Citibank, N.A., as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2015.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Citibank, N.A.).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.