Form 10-K
period 2016-12-31
Americredit Automobile Receivables Trust 2013-3
filed 2017-03-20
CIK 1578821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016.

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

CIK number of sponsor: 0001002761

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	46-6780701
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

AmeriCredit Financial Services, Inc. (as originator)
801 Cherry Street, Suite 3500
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

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

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Not Applicable
(a)(2)	Not Applicable
(a)(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of June 12, 2013, between AmeriCredit Automobile Receivables Trust 2013-3 and Citibank, N.A., as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of June 12, 2013, between AFS SenSub Corp., as Seller, and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 4.3	Sale and Servicing Agreement, dated as of June 12, 2013, among AmeriCredit Automobile Receivables Trust 2013-3, as Issuer, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp., as Seller, and Citibank, N.A., as Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 10.1	Purchase Agreement, dated as of June 12, 2013, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 10.2	Lockbox Account Agreement, dated as of June 12, 2013, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., and Citibank, N.A., as Trustee (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 10.3	Lockbox Processing Agreement, dated as of June 12, 2013, among AmeriCredit Financial Services, Inc., Citibank, N.A., as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2013-3 (File No. 333-170231-12) with the SEC on June 26, 2013).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2016.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Citibank, N.A.).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

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

In July 2014, in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, General Motors Financial Company, Inc. (“General Motors Financial”), immediate parent of the sponsor, was served with a subpoena by the U.S. Department of Justice directing it to produce certain documents relating to its and its subsidiaries’ and affiliates’ origination and securitization of subprime automobile loans since 2007. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. General Motors Financial has subsequently been served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to its consumer auto loan business and securitization of auto loans. General Motors Financial is investigating these matters internally and believes it is cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties.

No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect General Motors Financial or any of its subsidiaries and affiliates, including the servicer, or the interests of the noteholders or the servicer’s ability to perform its duties under the transaction documents.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (“the Streit Act”). Citibank’s motion to dismiss was fully briefed as of April 15th, 2016. Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5th, 2016. Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. We await a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016. On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On October 25, 2016 the court granted leave for defendants to file an opposition brief. Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Trustee under the Indenture for this ABS transaction.

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2016.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Citibank, N.A.).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AFS SenSub Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	AFS SENSUB CORP.,
as Depositor

By:	/s/ Chris A. Choate
Name: Chris A. Choate
Title: Executive Vice President and Chief Financial Officer
Dated: March 15, 2017

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

Exhibit 33.1

Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2016.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Citibank, N.A.).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.